Form 10-K/A
period 2003-03-31
MERRILL LYNCH MORTGAGE INV INC MOR PS THR CER SER 2002-A1
filed 2003-07-30
CIK 1166565

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

  <F1> Filed Herewith.




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

  Dated: July 18, 2003

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


      Date: July 18, 2003


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


Ex-99.1 (a)

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

Ex-99.2 (a)

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

Cendant Mortgage Corporation

/s/  Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer



/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer



/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing


Ex-99.3 (a)


Cendant Mortgage
4001 Leadenhall Road
Mt. Laurel, NJ 08054


Cendant
Mortgage (logo)

March 28, 2003


Structured Asset Mortgage Investments, Inc.
383 Madison Avenue
New York, New York 10179
Attention: Vice President, Servicing

RE: Officer's Certificate

Ladies and Gentlemen:

The undersigned officer certifies the following for the 2002 calendar year.

a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide pursuant to which the Servicer services mortgage Loans for Structured Asset Mortgage Investments, Inc. ("SAMI") (the "Agreements") and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default and failure and the nature and status thereof has been reported to SAMI;

b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Agreements are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to SAMI;

f) All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Mary Hull
Officer

Director - Loan Servicing
Title

3/28/03
Date

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